Form 10-Q/A
period 2001-03-31
PDC 2000 B LTD
filed 2001-05-15
CIK 1127358

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













                        PDC 2000-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 2001 and December 31, 2000



           Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                         $     84,324          85,073
  Accounts receivable - oil and gas revenues        560,791         485,405
           Total current assets                     645,115         570,478

Oil and gas properties, successful
  efforts method                                 12,518,648       6,414,083
Unevaluated properties                                 -          6,104,565
      Less accumulated depreciation, depletion
        and amortization                            310,338         202,282
                                                 12,208,310      12,316,366

                                                $12,853,425      12,886,844

      Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                              $   340,710          12,701
           Total current liabilities                340,710          12,701


Partners' Equity                                 12,512,715      12,874,143

                                                $12,853,425      12,886,844

See accompanying notes to financial statements.

                        PDC 2000-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                       Three months ended March 31, 2001
                                  (Unaudited)


Revenues:
  Sales of oil and gas                           $  451,051
                                                    451,051

Expenses:
  Lifting cost                                       79,247
  Depreciation, depletion, and amortization         108,056
                                                    187,303

           Net income                            $  263,748

           Net income per limited and additional
             general partner unit                $      364

See accompanying notes to financial statements.

                        PDC 2000-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

            Statement of Partners' Equity and Comprehensive Income

                       Three months ended March 31, 2001
                                  (Unaudited)


                              Limited and               Accumulated
                              additional    Managing    other
                              general       general     Comprehensive
                              partners      partner     Income          Total


Balance, December 31, 2000  $10,299,314   2,574,829               12,874,143

Distributions to partners      (323,331)    (80,833)       -        (404,164)

Comprehensive income:
 Net income                     210,998      52,750                  263,748
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                       (496,199)
 Change in fair value of out-
  standing hedging positions                            (386,699)
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                 661,886
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                (221,012)   (221,012)
Comprehensive income                                                  42,736


Balance, March 31, 2001     $10,186,981   2,546,746     (221,012) 12,512,715

See accompanying notes to financial statements.

                        PDC 2000-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                       Three months ended March 31, 2001
                                  (Unaudited)

Cash flows from operating activities:
  Net income                                                   $   263,748
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation, depletion and amortization                     108,056
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues       (75,386)
      Increase in accrued expenses                                 106,997
           Net cash used by operating activities                   403,415

Cash flows from financing activites:
  Distributions to partners                                       (404,164)
           Net cash used by
           financing activities                                   (404,164)

Net change in cash                                                    (749)
Cash at beginning of period                                         85,073
Cash at end of period                                          $    84,324

See accompanying notes to financial statements.
















                                      -4-
                        PDC 2000-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

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















                                      -5-


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

    Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactons and have a total estimated fair value of ($221,012) on March 31, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($496,199) which was recorded in accumulated other comprehensive income (AOCI). During the quarter ended March 31, 2001, the Partnership reclassified $661,886 from AOCI into oil and gas sales relating to the transition adjustment included in AOCI on January 1, 2001.

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

Item 3.  Quantitative and Qualititive Disclosure About Market Rate Risk

    Commodity Price Risk

         The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of March 31, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 113,087 dt of natural gas with a weighted average price of $4.05 dt resulting in a total contract amount of $457,813, and a fair market value of ($221,012). Open option contracts maturing in 2001 are for the sale of 307,847 dt with a weighted average floor price of $3.75 dt.

                                      -7-
                                                               CONFORMED COPY

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


                                              PDC 2000-B Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 15, 2001                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 15, 2001                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer