Form 10-Q
period 2001-06-30
PDC 2000 B LTD
filed 2001-08-14
CIK 1127358

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2001

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2001 (unaudited)
            and December 31, 2000                                      1

           Statement of Operations -
            Three and Six Months Ended June 30, 2001 (unaudited)       2

           Statement of Partners' Equity and Comprehensive Income -
            Six Months Ended June 30, 2001 (unaudited)                 3

           Statement of Cash Flows-
            Six Months Ended June 30, 2001 (unaudited)                 4

           Notes to Financial Statements                               5 & 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

  Item 3.  Quantitative and Qualititive Disclosure About
           Market Rate Risk                                            7

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8













                        PDC 2000-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2001 and December 31, 2000



           Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                         $     75,361          85,073
  Accounts receivable - oil and gas revenues        532,707         485,405
           Total current assets                     608,068         570,478

Oil and gas properties, successful
  efforts method                                 12,518,648       6,414,083
Unevaluated properties                                 -          6,104,565
      Less accumulated depreciation, depletion
        and amortization                            540,541         202,282
                                                 11,978,107      12,316,366

                                                $12,586,175      12,886,844

      Current Liabilities and Partners' Equity

Current liabilities:
  Accrued expenses                              $    40,242          12,701
           Total current liabilities                 40,242          12,701


Partners' Equity                                 12,545,933      12,874,143

                                                $12,586,175      12,886,844

See accompanying notes to financial statements.

                        PDC 2000-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                   Three and Six months ended June 30, 2001
                                  (Unaudited)

                                                 Three Months    Six Months
                                                    Ended           Ended
                                                 June 30, 2001  June 30, 2001



Revenues:
      Sales of oil and gas                        $  796,890      $1,247,941
      Interest earned                                  1,549           1,549
                                                     798,439       1,249,490

Expenses:
      Lifting cost                                   109,458         188,705
      Direct administrative charges                       80              80
      Depreciation, depletion, and amortization      230,203         338,259
                                                     339,741         527,044

              Net income                          $  458,698     $   722,446

              Net income per limited and additional
                general partner unit              $      632     $       996

See accompanying notes to financial statements.

                        PDC 2000-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

            Statement of Partners' Equity and Comprehensive Income

                        Six months ended June 30, 2001
                                  (Unaudited)


                              Limited and               Accumulated
                              additional    Managing    other
                              general       general     Comprehensive
                              partners      partner     Income          Total


Balance, December 31, 2000  $10,299,314   2,574,829               12,874,143

Distributions to partners      (851,668)   (212,917)       -      (1,064,585)

Comprehensive income:
 Net income                     577,957     144,489                  722,446
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                       (496,199)
 Change in fair value of out-
  standing hedging positions                             122,867
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                 387,261
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                  13,929      13,929
Comprehensive income                                                 736,375


Balance, June 30, 2001      $10,025,603   2,506,401       13,929  12,545,933

See accompanying notes to financial statements.

                        PDC 2000-B LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                        Six months ended June 30, 2001
                                  (Unaudited)


Cash flows from operating activities:
  Net income                                                   $   722,446
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                     338,259
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues       (33,373)
      Increase in accrued expenses                                  27,541
           Net cash provided by operating activities             1,054,873

Cash flows from financing activites:
  Distributions to partners                                      1,064,585
           Net cash provided by
           financing activities                                  1,064,585

Net change in cash                                                  (9,712)
Cash at beginning of period                                         85,073
Cash at end of period                                          $    75,361

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

    Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactons and have a total estimated fair value of $13,929 on June 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($496,199) which was recorded in accumulated other comprehensive income (AOCI). During the three and six months ended June 30, 2001, the Partnership reclassified ($274,625) and $387,261, respectively, from AOCI into oil and gas sales relating to the settled contracts.

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

5.  Comprehensive Income

    Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $234,941 and $13,929 for the three and six months ended June 30, 2001, respectively.

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

         The Partnership had net working capital at June 30, 2001 of $567,826.

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

    Results of Operations

         The Partnership closed on September 14, 2000. The Partnership has twenty-five successful wells. Revenue and expenses during the second quarter include natural gas sales and related expenses for sixteen of the twenty-five Partnership's wells. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $1,064,585 to the partners during the second quarter of 2001.

Item 3.  Quantitative and Qualititive Disclosure About Market Rate Risk

    Commodity Price Risk

         The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 131,662 dt of natural gas with a weighted average price of $3.94 dt resulting in a total contract amount of $518,660, and a fair market value of $51,568. Open option contracts maturing in 2001 are for the sale of 409,615 dt with a weighted average floor price of $3.75 dt.
                                      -7-
                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.



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


                                              PDC 2000-B Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August  14, 2001                          /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  August 14, 2001                          /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer