Form 10-Q
period 2001-09-30
PDC 2000 B LTD
filed 2001-11-14
CIK 1127358

CONFORMED COPY





	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
	For the period ended September 30, 2001

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



	PDC 2000-B LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)


	INDEX



PART I - FINANCIAL INFORMATION							Page No.

	Item 1.  Financial Statements

		Balance Sheets - September 30, 2001 (unaudited)
		 and December 31, 2000							1

		Statements of Operations -
		 Three and Nine Months Ended September 30, 2001 (unaudited)	2

		Statement of Partners' Equity and Comprehensive Income -
		 Nine Months Ended September 30, 2001 (unaudited)		3

		Statement of Cash Flows-
		 Nine Months Ended September 30, 2001 (unaudited)		4

		Notes to Financial Statements						5

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations					7

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Rate Risk								8

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings							9

	Item 6.	Exhibits and Reports on Form 8-K				9














	PDC 2000-B LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Balance Sheets

	September 30, 2001 and December 31, 2000



		Assets
											2001    	2000
			                              		  (Unaudited)

Current assets:
	Cash                          				$     77,474  	 85,073
	Accounts receivable - oil and gas revenues	   	     515,714      485,405
	  	Total current assets					     593,188	570,478

Oil and gas properties, successful
	efforts method							  12,518,648    6,414,083
Unevaluated properties								  -       6,104,565
      Less accumulated depreciation, depletion
        and amortization	   					     944,238	202,282
										  11,574,410   12,316,366

										 $12,167,598   12,886,844

      Current Liabilities and Partners' Equity

Current liabilities:
	Accrued expenses                     			$    12,266	       12,701
	       	Total current liabilities	  		     12,266		 12,701


Partners' Equity	 							 12,155,332	   12,874,143

										$12,167,598	   12,886,844

See accompanying notes to financial statements.

	PDC 2000-B LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statements of Operations

	Three and Nine months ended September 30, 2001
	(Unaudited)

								   Three Months 	   Nine Months
								      Ended		      Ended
								September 30, 2001	September 30, 2001



Revenues:
	Sales of oil and gas					$  674,224		$1,922,165
	Interest earned	   					     2,129	    	     3,678
			  						   676,353		 1,925,843

Expenses:
	Lifting cost	 					   145,070		   333,775
	Direct administrative charges				  	  19			  99
	Depreciation, depletion,
	 and amortization	  					   403,697	   	   741,956
			  						   548,786	 	 1,075,830

		Net income						$  127,567	     $   850,013

		Net income per limited
		  additional
		  general partner unit				$      176		$    1,172

See accompanying notes to financial statements.

	PDC 2000-B LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statement of Partners' Equity and Comprehensive Income

	Nine months ended September 30, 2001
	(Unaudited)


								Limited and				Accumulated
								additional		Managing	other
								general		general 	Comprehensive
								partners		partner 	Income	 Total

Balance, December 31, 2000				$10,299,314 	2,574,829 	  		12,874,143

Distributions to partners	  			 (1,272,333)       (318,082)			(1,590,415)

Comprehensive income:
 Net income	  						    680,011 	  170,002 	   		   850,013
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001											(496,199)
 Change in fair value of out-
  standing hedging positions			 						 111,571
 Less reclassification
  adjustments for settled
  contracts included in net
  income			  									 406,219
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges												  21,591  	    21,591
Comprehensive income	           	           	        	 					   871,604


Balance, September 30, 2001				$ 9,706,992 	2,426,749 	  21,591 	12,155,332

See accompanying notes to financial statements.

	PDC 2000-B LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statement of Cash Flows

	Nine months ended September 30, 2001
	(Unaudited)

Cash flows from operating activities:
	Net income										$    850,013
	Adjustments to reconcile net income to net cash
	  provided from operating activities:
	    Depreciation, depletion and amortization				     741,956
	    Changes in operating assets and liabilities:
	    Increase in accounts receivable - oil and gas revenues			(8,718)
	    Decrease in accrued expenses		      (435)
	        	Net cash provided from operating activities		   1,582,816

Cash flows from financing activities:
	Distributions to partners		 					  (1,590,415)
		Net cash used in financing activities				  (1,590,415)

Net change in cash										(7,599)
Cash at beginning of period		    							85,073
Cash at end of period									 $    77,474

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

	The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

	Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $21,590 on September 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership recorded a net transition adjustment of ($496,199) which was recorded in accumulated other comprehensive income (AOCI). During the three and nine months ended September 30, 2001, the Partnership reclassified $18,958 and $406,219, respectively, from AOCI into oil and gas sales relating to the settled contracts.

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

	Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $7,662 and $21,591 for the three and nine months ended September 30, 2001, respectively.

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

		The Partnership had net working capital at September
30, 2001 of $580,922.

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

	Results of Operations

	Three Months Ended September 30, 2001

		The Partnership turned an additional 9 wells into line during the third quarter of 2001 to add to the 16 wells turned into line during the first two quarters of 2001. While the Partnership experienced a modest income, depreciation, depletion and amortization are a non-cash expense and therefore the Partnership distributed $525,831 cash to the partners during the third quarter of 2001.

	Nine Months Ended September 30, 2001

		The partnership has drilled 25 wells all of which are productive. While the Partnership experienced a modest income, depreciation, depletion and amortization are a non-cash expense and therefore the Partnership distributed $1,590,415 cash to the partners during the first nine months of 2001.

	New Accounting Standard

In June, 2001, the Financial Accounting Board Issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Partnership's year beginning January 1, 2003. At the present time, the Partnership has not determined the impact SFAS No. 143 will have on its financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosure About
            Market Rate Risk

	Commodity Price Risk

		The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of September 30, 2001, the Managing General Partner had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 13,165 dt of natural gas with a weighted average price of $3.47 dt resulting in a total contract amount of $45,682. Open option contracts maturing in 2001 are for the sale of 30,718 dt with a weighted average floor price of $3.75 dt. The estimated fair market value of both the future contracts and the options is $21,591 as of September 30, 2001.

	CONFORMED COPY

	PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

		None.

Item 6.  Exhibits and Reports on Form 8-K

		(a) None.

		(b) No reports on Form 8-K have been filed during the
		    quarter ended	September 30, 2001.



	SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				PDC 2000-B Limited Partnership
				        (Registrant)

 				By its Managing General Partner
				Petroleum Development Corporation




Date:  November 14, 2001	  /s/ Steven R. Williams
					      Steven R. Williams
					         President


Date:  November  14, 2001	  /s/ Dale G. Rettinger
  					      Dale G. Rettinger
						Executive Vice President
				       	and Treasurer