Form 10-Q
period 2003-06-30
PDC 2000 B LTD
filed 2003-08-12
CIK 1127358

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 57,761	67,608
Accounts receivable - oil and gas revenues	338,087	336,226
Total current assets	395,848	403,834

Oil and gas properties, successful efforts method	12,525,040	12,518,648
Less accumulated depreciation, depletion
and amortization	3,002,782	2,633,350
	9,522,258	9,885,298

	$ 9,918,106	10,289,132

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 26,070	26,446
Total current liabilities	26,070	26,446

Asset retirement obligation	7,292	-

Partners' Equity	9,884,744	10,262,686

	$ 9,918,106	10,289,132

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2003 and 2002

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

	2003	2002	2003	2002
Revenues:
Sales of oil and gas	$ 431,616	373,353	800,459	699,576
Interest income	205	-	418	651
	431,821	373,353	800,877	700,227
Expenses:
Lifting cost	121,822	122,257	232,081	232,159
Direct administrative cost	30	-	184	-
Income tax preparation Depreciation, depletion, and amortization	- 194,556	1,150 254,100	- 368,090	1,150 530,186
	316,408	377,507	600,355	763,495

Income (loss) before cumulative effect of accounting change	115,413	(4,154)	200,522	(63,268)

Cumulative effect of accounting change	-	-	(2,134)	-

Net income (loss) after cumulative effect of accounting change	$ 115,413	(4,154)	198,388	(63,268)

Net income (loss) per limited and additional
general partner unit	$ 160	(5)	274	(87)

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six months ended June 30, 2003

(Unaudited)

	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$8,218,196	2,054,549	(10,059)	10,262,686

Distributions to partners	(450,302)	(112,575)	-	(562,877)

Comprehensive income:
Net income	158,710	39,678	-	198,388
Change in fair value of outstanding hedging positions			(16,851)
Less reclassification adjustments for settled contracts included in net income			3,398
Other comprehensive loss			(13,453)	(13,453)
Comprehensive income				184,935

Balance, June 30, 2003	$ 7,926,604	1,981,652	(23,512)	9,884,744

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 198,388	(63,268)
Adjustments to reconcile net income (loss) to net cash
provided from operating activities:
Depreciation, depletion and amortization	368,090	530,186
Cumulative effect of accounting change	2,134	-
Accretion of asset retirement obligation	108	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(2,369)	82,715
Decrease in accounts payable	(13,321)	(11,715)
Net cash provided from operating activities	553,030	537,918

Cash flows from financing activities:
Distributions to partners	(562,877)	(550,129)
Net cash used by financing activities	(562,877)	(550,129)

Net decrease in cash	(9,847)	(12,211)
Cash at beginning of period	67,608	78,888
Cash at end of period	$ 57,761	66,677

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on September 13, 2000 with initial Limited and Additional General Partner contributions of $11,472,809 and the Managing General Partner's cash contribution of $2,523,611 in accordance with the Agreement. After payment of syndication costs of $1,221,545 and a one-time management fee to the Managing General Partner of $286,820 the Partnership had available cash of $12,488,055 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 2000. Twenty-five wells have been drilled of which all completed as producing wells.

The Partnership had net working capital at June 30, 2003 of $369,778.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the three months ended June 30, 2003 were $431,616 compared to $373,353 for the three months ended June 30, 2002, an increase of $58,263 or 15.6%. The volume of natural gas sold for the three months ended June 30, 2003, was 70,573 Mcf at an average sales price of $4.25 per Mcf compared to 101,734 Mcf at an average price of $2.19 per Mcf for the three months ended June 30, 2002. Oil sales were 4,524 barrels at an average sales price of $29.11 per barrel for the three months ended June 30, 2003 compared to 5,953 barrels at an average sales price of $25.28 per barrel for the three months ended June 30, 2002. The Lifting cost for the three months ended June 30, 2003 was $1.25 per Mcfe compared to $.95 per Mcfe for the three months ended June 30, 2002. While the Partnership experienced a net income of $115,413, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $303,607 to the partners for the three months ending June 30, 2003.

Six months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the six months ended June 30, 2003 were $800,459 compared to $699,576 for the six months ended June 30, 2002, an increase of $100,883 or 14.4%. The volume of natural gas sold for the six months ended June 30, 2003, was 132,024 Mcf at an average sales price of $4.17 per Mcf compared to 194,264 Mcf at an average price of $2.17 per Mcf for the six months ended June 30, 2002. Oil sales were 8,092 barrels at an average sales price of $30.91 per barrel for the six months ended June 30, 2003 compared to 11,712 barrels at an average sales price of $23.67 per barrel for the six months ended June 30, 2002. The Lifting cost for the six months ended June 30, 2003 was $1.29 per Mcfe compared to $.88 per Mcfe for the six months ended June 30, 2002. While the Partnership experienced a net income of $198,388, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $562,877 to the partners for the six months ending June 30, 2003.

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

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first six months of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place in a range from $2.50 to $4.65 on 14,810 Mmbtu of monthly production and ceilings in place in a range from $3.13 to $5.40 on 6,541 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place in a range from $3.50 to $4.45 on 5,909 Mmbtu of monthly production and ceilings in place in a range from $5.00 to $5.40 on 4,142 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. The Managing General Partner also has in place at June 30, 2003, hedges on 408 barrels a month for its Wattenberg Field oil production for the period from July 2003 through December 2003 at a price of $30.00 per barrel. The fair value of these floors, ceilings and hedges as of June 30, 2003 is $(23,512).

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of June 30, 2003 the Partnership had option contracts for the sale of 46,876 Mmbtu of natural gas with an average ceiling price of $4.88 and for the sale of 88,783 Mmbtu of natural gas with an average floor price of $3.79.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certifications by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2000-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	Steven R. Williams President

Date: August 7, 2003	Dale G. Rettinger Executive Vice President and Treasurer