Form 10-Q
period 2004-06-30
PDC 2000 B LTD
filed 2004-08-06
CIK 1127358

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 55,001	58,244
Accounts receivable - oil and gas revenues	298,800	278,563
Total current assets	353,801	336,807

Oil and gas properties, successful efforts method	12,525,040	12,525,040
Less accumulated depreciation, depletion
and amortization	3,591,796	3,304,157
	8,933,244	9,220,883

	$ 9,287,045	9,557,690

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 42,360	15,572
Total current liabilities	42,360	15,572

Asset retirement obligations	7,615	7,615

Partners' Equity	9,237,070	9,534,503

	$9,287,045	9,557,690

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Six Months ended June 30, 2004 and 2003

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Sales of oil and gas	$ 427,486	431,616	813,541	800,459
Interest income	124	205	271	418
	427,610	431,821	813,812	800,877
Expenses:
Lifting cost	102,119	121,822	220,333	232,081
Direct administration cost	8	30	11	184
Depreciation, depletion, and amortization	152,294	194,556	287,639	368,090
	254,421	316,408	507,983	600,355

Net income before cumulative effect of change in accounting principle	173,189	115,413	305,829	200,522

Cumulative effect of change in accounting principle	-	-	-	(2,134)

Net income	$ 173,189	115,413	305,829	198,388

Net income per limited partner unit before cumulative effect of change in accounting principle	$ 239	160	422	277
Cumulative effect of change in accounting principle	-	-	-	(3)

Net income per limited partner unit	$ 239	$ 160	$ 422	$ 274

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six months ended June 30, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$7,631,131	1,907,782	(4,410)	9,534,503

Distributions to partners	(458,570)	(114,640)	-	(573,210)

Comprehensive income:
Net income	244,663	61,166	-	305,829
Change in fair value of outstanding hedging positions			(17,976)
Less reclassification adjustments for settled contracts included in net income			(12,076)
Other comprehensive loss			(30,052)	(30,052)
Comprehensive income				275,777

Balance June 30, 2004	$ 7,417,224	1,854,308	(34,462)	9,237,070

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$305,829	198,388
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	287,639	368,090
Cumulative effect of change in accounting principle	-	2,134
Accretion of asset retirement obligations	-	108
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(19,347)	(2,369)
Decrease in accounts payable	(4,154)	(13,321)
Net cash provided from operating activities	569,967	553,030

Cash flows from financing activities:
Distributions to partners	(573,210)	(562,877)
Net cash used by financing activities	(573,210)	(562,877)

Net decrease in cash	(3,243)	(9,847)
Cash at beginning of period	58,244	67,608
Cash at end of period	$ 55,001	57,761

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $300,564 of mineral rights associated with developed oil and gas properties as of June 30, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment. There is a proposed FASB staff position issued that clarifies that reclassification will not be necessary under the exception to SFAS No. 142 but the comment period is still open. Final resolution is expected by the end of the Partnership's third quarter.

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

The Partnership had net working capital at June 30, 2004 of $311,441.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the three months ended June 30, 2004 were $427,486 compared to $431,616 for the three months ended June 30, 2003, a decrease of $4,130 or 1%. For the three months ended June 30, 2004, the Partnership sold 57,794 Mcf of gas and 4,245 barrels of oil at average prices of $4.87 and $34.34, respectively. This compared with 70,573 Mcf of gas and 4,524 barrels of oil at average sales prices of $4.25 and $29.11, respectively for the three months ended June 30, 2003. The Lifting cost per Mcfe for the three months ended June 30, 2004 amounted to $1.23 as compared to $1.25 for the three months ended June 30, 2003. Depreciation, depletion and amortization decreased from $194,556 for the three months ended June 30, 2003 to $152,294 for the three months ended June 30, 2004. Cash distributions to the partners amounted to $306,149 in the three months ending June 30, 2004.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Six Months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the six months ended June 30, 2004 were $813,541 compared to $800,459 for the six months ended June 30, 2003, an increase of $13,082 or 1.6%. For the six months ended June 30, 2004, the Partnership sold 110,800 Mcf of gas and 7,624 barrels of oil at average prices of $4.98 and $34.34, respectively. This compared with 132,024 Mcf of gas and 8,092 barrels of oil at average sales prices of $4.17 and $30.91, respectively for the six months ended June 30, 2003. Lifting cost per Mcfe in the first six months of 2004 amounted to $1.41 as compared to $1.29 for the first six months of 2003. This increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. Depreciation, depletion and amortization decreased from $368,090 for the first six months ended June 30, 2003 to $287,639 for the first six months ended June 30, 2004, as a result of lower volumes of natural gas sold. Cash distributions to the partners amounted to $573,210 in the first six months of 2004.

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

Depreciation, Depletion and Amortization

Exploration and development costs are accounted for by the successful efforts method.

Costs of proved properties including leasehold acquisition, exploration and development costs and equipment are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $3.20 to $5.00 on 8,319 Mmbtu of monthly production and ceilings in place at a range of $4.70 to $5.65 on 3,530 Mmbtu of monthly production. Open option contracts maturing in the next twelve months are for the sales of 38,445 Mmbtu of natural gas with an average ceiling price of $5.87 and for the sale of the 81,925 Mmbtu of natural gas with an average floor price of $4.76 and a fair value of $(23,104). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity risk price is 16 months. For the period from November 2004 through March 2005, the Partnership has floors in place at a range of $5.04 to $5.67 on 6,654 Mmbtu of monthly production and ceilings in place at a range of $6.00 to $7.00 on 3,327 Mmbtu of monthly production. For the period April 2005 through October 2005, the Partnership has floors in place at a range of $3.10 to $4.28 on 5,126 Mmbtu of monthly production and ceilings in place at a range of $4.43 to $5.00 on 2,563 Mmbtu of monthly production. As of June 30, 2004 the Partnership had total option contracts for the sale of 48,697 Mmbtu of natural gas with an average ceiling price of $5.65 and for the sale of 102,429 Mmbtu of natural gas with an average floor price of $4.60. The fair value of all floors and ceilings on natural gas as of June 30, 2004 is $(21,465).

As of June 30, 2004, the Partnership had total open oil future contracts on 2,362 barrels of oil with a total contract amount of $74,724 and a fair value of $(12,997). All of the oil future contracts mature within the next twelve months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31.1
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31.2
Section 1350 Certifications by Chief Executive Officer	32.1

Section 1350 Certifications by Chief Financial Officer	32.2

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2000-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 5, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: August 5, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer