Form 10-K
period 2004-12-31
PDC 2000 B LTD
filed 2005-04-22
CIK 1127358

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes    No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

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

Employees

     The Partnership has no employees, however, PDC has approximately 120 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

Plan of Operations

     The Partnership participated in the drilling of 27 gross (19.99 net) wells and will continue to operate and produce its 25 gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

     See Item 2 herein for information concerning the Partnership's wells.

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of oil and natural gas have occurred and are expected to continue.  The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and natural gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place. The Partnership sold oil and natural gas to several entities of which three customers accounted for 31.5%, 29.6% and 26.8% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004, 30.1%, 25.3% and 18.6% for the year ended December 31, 2003 and 24.0%, 21.0% and 24.6% for the year ended December 31, 2002.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of NYMEX-traded natural gas futures and option contracts for Michigan production, and CIG (Colorado Interstate Gas Index)-based contracts for Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 24 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under Item 7A.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market.  The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions.  In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

     The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters, and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells.  The Partnership believes it has complied in all material respects with applicable state regulations.  The Partnership estimates it has spent approximately $2,774 and $3,800 in 2004 and 2003, respectively, to comply with federal and state regulations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

     The following table sets forth the results of the Partnership's drilling activity from September 13, 2000 (date of inception) to December 31, 2004. All of the Partnership's wells drilled and producing are located in Michigan and Colorado.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total

25	2	27	18.00	1.99	19.99

     The Partnership has not participated in any exploratory wells.  No additional drilling activity is planned.

Production

See "Management's Discussion and Analysis" on page 5 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for the Partnership's oil and gas reserves.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by area of operation as of December 31, 2004.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Managing General partner as driller/operator is not party to any legal action that would materially affect the Managing General Partner's or Partnership's business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NOT APPLICABLE

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At December 31, 2000, PDC 2000-B Limited Partnership had one Managing General Partner, 3 Limited Partners who fully paid for 6.5 units at $20,000 per unit of limited partnership interests and a total of 456 Additional General Partners who fully paid for 573.64 units at $20,000 per unit of additional general partnership interests.  During 2001 in accordance with the Partnership Agreement, all Additional General Partners were converted to Limited Partners.  At December 31, 2004, the Partnership had one Managing General Partner and 459 limited partners who paid for 580.14 units at $20,000 per unit.  No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. There is no established trading market for the securities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Years ended December 31,
	2004	2003	2002
Oil and Gas Sales	$1,685,693	$1,602,204	$1,407,131
Costs and Expenses	1,061,422	1,147,903	1,462,854
Cumulative Effect of Change in Accounting Principle	-	(2,134)	-
Net income (loss)	624,892	452,857	(54,147)
Allocation of Net income (loss)
Managing General Partner	124,978	90,571	(10,829)
Limited and Additional General Partners	499,914	362,286	(43,318)
Per Limited and Additional General Partner Unit	862	624	(75)
Total Assets	9,029,376	9,557,690	10,289,132
Distributions:
Managing General Partner	234,007	237,338	202,437
Limited and Additional General Partners	936,028	949,351	809,746

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

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2001. Twenty-seven wells have been drilled of which 25 are productive as of December 31, 2004. No additional wells will be drilled.

     The Partnership had net working capital at December 31, 2004 of $377,160.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

Results of Operations

2004 Results Compared to 2003

     Oil and gas sales for the year ended December 31, 2004 were $1,685,693 compared to $1,602,204 for the year ended December 31, 2003.  For the year ended December 31, 2004, the Partnership sold 215,952 Mcf of gas and 13,893 barrels of oil at average sales prices of $5.43 and $36.87, respectively.  This compared with 266,789 Mcf of gas and 15,532 barrels of oil sold at average sales prices of $4.26 and $29.96, respectively for the year ended December 31, 2003. Lifting cost per Mcfe in 2004 amounted to $1.43 as compared to $1.30 for 2003. This increase is partially attributed to the increase in severance and property taxes.  The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization decreased from $669,465 for the year ended December 31, 2003 to $623,123 for the year ended December 31, 2004 as a result of lower volumes of natural gas and oil sold.  Cash distributions to the partners amounted to $1,170,035 in 2004.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

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

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes. Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties and leases are written-off to expense when it is determined that they will expire to be abandoned.

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

New Accounting Standards

In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.  The Partnership adopted FASB No. 143 on January 1, 2003, and recorded a net asset of $5,050 and a related liability of $7,184 (using a 6% discount rate) and a cumulative effect on change in accounting principle on prior years of $2,134.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Michigan production and for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

     The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Purchase	1,489	6.63	9,881	(567)
Natural Gas	Floors	62,862	4.59	-	10,342
Natural Gas	Ceilings	31,431	5.62	-	(25,119)
Oil	Floors	6,249	32.30	201,830	5,324
Oil	Ceilings	3,124	40.00	124,972	(16,900)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	1,489	6.63	9,881	(567)
Natural Gas	Floors	62,862	4.59	-	10,342
Natural Gas	Ceilings	31,431	5.62	-	(25,119)
Oil	Floors	6,249	32.30	201,830	5,324
Oil	Ceilings	3,124	40.00	124,972	(16,900)

8 Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	1,742	5.40	9,409	(1,305)
Natural Gas	Purchase	1,494	4.77	7,124	991
Natural Gas	Floors	52,014	3.73	-	300
Natural Gas	Ceilings	46,787	5.18	-	(4,396)

 The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

The average NYMEX closing price for natural gas for the years 2004, 2003 and 2002 was $6.14 per Mmbtu, $5.39 per Mmbtu and $3.22 per Mmbtu.  The average NYMEX closing price for oil for the years 2004, 2003 and 2002 was $41.44 per bbl, $30.98 per bbl and $26.98 per bbl. The average CIG closing price for natural gas for the years 2004, 2003 and 2002 was $5.17 per Mmbtu, $4.04 per Mmbtu and $1.97 per Mmbtu.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM 9B.  OTHER INFORMATION

     NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

     Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

ITEM 11.  EXECUTIVE COMPENSATION.

        NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCHOLDER MATTERS.

        NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Limited Partnership Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Lifting cost	$428,812	466,347	456,134
Tax return preparation	4,400	4,400	5,550
Direct administrative cost	1,066	3,799	1,867

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the years ended December 31, 2004 and 2003, the Partnership paid KPMG LLP $3,565 and $3,461, respectively, for professional services for the audit of the Partnership's financial statements in its Form 10-K and review of financial statements included in the Partnership's Form 10-Qs.

Pre-Approval Policies and Procedures

     The Sarbanes-Oxley Act of 2002 requires that all services provided to the Partnership by its independent accountants be subject to pre-approval by the Audit Committee or authorized members of the Committee. The Partnership does not have an Audit Committee, the Managing General Partner's Audit Committee also serves for the Partnership.  The Audit Committee has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Partnership's independent accountants. Services necessary to conduct the annual audit must be pre-approved by the Audit Committee or by the authorized Audit Committee member.  Actual fees incurred for all services performed by the independent accountant will be reported to the Audit Committee after the services are fully performed.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

   (3)         Exhibits

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
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2000-B Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ Steven R. Williams Steven R. Williams, Chairman
April 19, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 19, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 19, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 19, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 19, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 19, 2005

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2004, 2003 and 2002

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners

PDC 2000-B Limited Partnership:

We have audited the accompanying balance sheets of PDC 2000-B Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2000-B Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in 2003.

KPMG LLP

Pittsburgh, Pennsylvania

April 19, 2005

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets
	2004	2003
Current assets:
Cash	$ 55,357	$ 58,244
Accounts receivable - oil and gas revenues	376,259	278,563
Total current assets	431,616	336,807

Oil and gas properties, successful efforts method (notes 3 and 6):
Oil and gas properties	12,525,040	12,525,040
Less accumulated depreciation, depletion and amortization	3,927,280	3,304,157
	8,597,760	9,220,883
	$ 9,029,376	$ 9,557,690

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 54,456	$ 15,572
Total current liabilities	54,456	15,572

Asset retirement obligation	8,070	7,615

Partners' equity	8,966,850	9,534,503
	$ 9,029,376	$ 9,557,690

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2004, 2003, and 2002

Revenues:
	2004	2003	2002
Sales of oil and gas	$1,685,693	$1,602,204	$1,407,131
Interest income	621	(690)	1,576
	1,686,314	1,602,894	1,408,707
Expenses (note 3):
Lifting costs	428,812	466,347	456,134
Independent engineering fee	-	-	176
Independent audit fee	3,565	3,461	3,360
Tax return preparation	4,400	4,400	5,550
Direct administrative cost	1,522	4,230	1,867
Depreciation, depletion and amortization	623,123	669,465	995,767
	1,061,422	1,147,903	1,462,854

Income (loss) before cumulative effect of change in accounting principle	$ 624,892	$ 454,991	(54,147)

Cumulative effect of change in accounting principle	-	(2,134)	-

Net income (loss)	$ 624,892	$ 452,857	$(54,147)

Net income (loss) per limited and additional general partner unit before cumulative effect of change in accounting principle	$ 862	$ 627	(75)

Cumulative effect of change in accounting principle	-	(3)	-

Net income (loss) per limited and additional general partner unit	$ 862	$ 624	$ (75)

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity and Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and 2002

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2001	$9,071,260	2,267,815	-	11,339,075

Distributions to partners	(809,746)	(202,437)		(1,012,183)

Comprehensive loss:
Net loss	(43,318)	(10,829)		(54,147)
Changes in fair value of outstanding hedging positions			(10,059)
Reclassification adjustment or settled contracts included in net income (loss)			-
Other comprehensive loss			(10,059)	(10,059)
Comprehensive loss				(64,206)

Balance December 31, 2002	8,218,196	2,054,549	(10,059)	10,262,686

Distribution to partners	(949,351)	(237,338)	-	(1,186,689)

Comprehensive income:
Net Income	362,286	90,571	-	452,857
Changes in fair value of outstanding hedging positions	-	-	5,512	-
Reclassification adjustment for settled contracts included in net income (loss)	-	-	137
Other comprehensive income	-	-	5,649	5,649

Comprehensive Income	-	-	-	458,506

Balance December 31, 2003	7,631,131	1,907,782	(4,410)	9,534,503

Distribution to partners	(936,028)	(234,007)	-	(1,170,035)

Comprehensive income:
Net Income	499,914	124,978	-	624,892
Changes in fair value of outstanding hedging positions	-	-	(49,917)	-
Reclassification adjustment for settled contracts included in net income (loss)	-	-	27,407	-
Other comprehensive loss	-	-	(22,510)	(22,510)
Comprehensive income:	-	-	-	602,382

Balance December 31, 2004	$7,195,017	1,798,753	(26,920)	8,966,850

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 624,892	452,857	(54,147)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation, depletion and amortization	623,123	669,465	995,767
Cumulative effect of change in accounting principle	-	2,134	-
Accretion of asset retirement obligation	455	431	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	(82,332)	50,895	61,195
Increase (decrease) in accrued expenses	1,010	1,543	(1,912)

Net cash provided from operating activities	1,167,148	1,177,325	1,000,903

Cash flows used by financing activities:
Distributions to partners	(1,170,035)	(1,186,689)	(1,012,183)

Net cash used by financing activities	(1,170,035)	(1,186,689)	(1,012,183)

Net decrease in cash	(2,887)	(9,364)	(11,280)
Cash at beginning of period	58,244	67,608	78,888
Cash at end of period	$ 55,357	58,244	67,608

See accompanying notes to financial statements.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2004, 2003 and 2002

(1)    Summary of Significant Accounting Policies

       Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 2000-B Limited Partnership (the Partnership).  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.  Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves.  Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 2004, 2003 and 2002 by the Managing General Partner's petroleum engineers.  If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil

.                                                                         F-8

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

The Partnership sold oil and natural gas to several entities of which three customers accounted for 31.5%, 29.6% and 26.8% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004, 30.1%, 25.3% and 18.6% for the year ended December 31, 2003 and 24.0%, 21.0% and 24.6% for the year ended December 31, 2002.

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

All derivatives are recognized on the Partnership's balance sheet at their fair value.  On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Managing General Partner discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is designated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Managing General Partner determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

                                                                              F-9

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

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(3)    Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Limited Partnership Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Lifting costs	$428,812	466,347	456,134
Tax return preparation	4,400	4,400	5,550
Direct administrative cost	1,066	3,799	1,867

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

   (7) In accordance with the repurchase provision of the partnership prospectus, PDC may repurchases units from the investor partners which is entirely voluntary on the part of the partners.  During 2004 PDC purchased .75 units of partnership interest for a total of .75 units as of December 31, 2004 which represents a .13% ownership of the original Investor Partners share of limited and additional general partnership units.  Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

     (5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of NYMEX-traded natural gas futures contracts and option contracts for Michigan production and for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

     The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Purchase	1,489	6.63	9,881	(567)
Natural Gas	Floors	62,862	4.59	-	10,342
Natural Gas	Ceilings	31,431	5.62	-	(25,119)
Oil	Floors	6,249	32.30	201,830	5,324
Oil	Ceilings	3,124	40.00	124,972	(16,900)
Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	1,489	6.63	9,881	(567)
Natural Gas	Floors	62,862	4.59	-	10,342
Natural Gas	Ceilings	31,431	5.62	-	(25,119)
Oil	Floors	6,249	32.30	201,830	5,324
Oil	Ceilings	3,124	40.00	124,972	(16,900)
Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	1,742	5.40	9,409	(1,305)
Natural Gas	Purchase	1,494	4.77	7,124	991
Natural Gas	Floors	52,014	3.73	-	300
Natural Gas	Ceilings	46,787	5.18	-	(4,396)

 The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

(6)    Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

	December 31,
	2004	2003	2002
Lease acquisitions at cost	$ 300,564	300,564	300,564
Intangible development costs	9,995,037	9,995,037	9,995,037
Well equipment	2,223,047	2,223,047	2,223,047
Capitalized asset retirement cost	6,392	6,392	-
	$12,525,040	12,525,040	12,518,648

There were no costs incurred for the Partnership's oil and gas activities for the years ended December 31, 2004, 2003 and 2002.

(7)    Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes.  At December 31, 2004 and 2003, the income tax basis of the Partnership's oil and gas properties was $943,298 and $1,200,024, respectively.

PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(8)    Supplemental Reserve Information (Unaudited)

Proved oil and gas reserves of the Partnership have been estimated at December 31, 2004, 2003 and 2002 by the Managing General Partner's petroleum engineers.  These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

		Oil (BBL)
	2004	2003	2002
Proved developed reserves:
Beginning of year	213,000	216,000	211,000
Revisions of previous estimates	(3,000)	13,000	26,000
Production	(14,000)	(16,000)	(21,000)
End of Year	196,000	213,000	216,000
		Gas (MCF)
	2004	2003	2002
Proved developed reserves:
Beginning of year	4,143,000	4,068,000	4,656,000
Revisions of previous estimates	593,000	342,000	(231,000)
Production	(216,000)	(267,000)	(357,000)
End of Year	3,334,000	4,143.000	4,068,000

(9)  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

        and Gas Reserves (Unaudited)

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

	As of December 31,
	2004	2003	2002
Future estimated revenues	$29,491,000	29,046,000	21,936,000
Future estimated production costs	(8,311,000)	(7,058,000)	(5,361,000)
Future estimated development costs	(1,037,000)	(1,037,000)	(1,037,000)
Future net cash flows	20,143,000	20,951,000	15,538,000
10% annual discount for estimated timing of cash flows	(9,687,000)	(10,915,000)	(8,066,000)
Standardized measure of discounted future
estimated net cash flows	$10,456,000	10,036,000	7,472,000

          PDC 2000-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2004	2003	2002
Sales of oil and gas production, net of production costs	($1,257,000)	(1,136,000)	(951,000)
Net changes in prices and production costs	2,819,000	5,351,000	7,676,000
Extensions, discoveries, and improved recovery, less related cost
Revisions of previous quantity estimates	(2,370,000)	1,198,000	36,000
Accretion of discount	1,228,000	(2,849,000)	(3,805,000)
	$ 420,000	2,564,000	2,956,000

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